Form 10-Q
period 2018-03-31
Nautilus Holdco, Inc.
filed 2018-05-09
CIK 1732004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

Commission File Number 000-1732004

NAUTILUS HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4498046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4505 Emperor Blvd., Suite 200 Durham, North Carolina	27703
(Address of principal executive offices)	(Zip Code)

(919) 859-1302
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒* NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

*Nautilus Holdco, Inc. operated as a shell company during the period covered by this report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

The number of shares of Common Stock, par value $0.01, of the Registrant outstanding as of May 8, 2018 was 100.

Explanatory Note

Nautilus Holdco, Inc., a Delaware corporation (the “Company”), was formed, along with its wholly owned subsidiaries, Island Merger Sub, Inc., a Delaware corporation (“Merger Sub A”), and Boat Merger Sub, Inc., a Delaware corporation (“Merger Sub B”), on January 16, 2018, for the purpose of facilitating the business combination of BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”), and Idera Pharmaceuticals, Inc., a Delaware corporation (“Idera”).

In this Form 10-Q, we are reporting the shell company results for the Company, Merger Sub A and Merger Sub B for the period from January 16, 2018, the Company’s date of incorporation, to March 31, 2018.  As of March 31, 2018, the Company was a wholly owned subsidiary of BioCryst, and Merger Sub A and Merger Sub B, each of which is also a shell company, were wholly owned subsidiaries of the Company.  Prior to March 31, 2018, and during the period reported herein, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub A and Merger Sub B and matters contemplated by the Merger Agreement (as defined below).

Pursuant to the terms of a definitive Agreement and Plan of Merger, dated as of January 21, 2018 (the “Merger Agreement”), by and among the Company, BioCryst, Idera, Merger Sub A and Merger Sub B, (i) Merger Sub A will merge with and into Idera (the “Idera Merger”), with Idera continuing as the surviving company and as a wholly owned subsidiary of the Company, and (A) each issued and outstanding share of common stock, par value $0.001 per share, of Idera (the “Idera Common Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B) will be converted into the right to receive 0.20 shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) and (B) each issued and outstanding share of series A convertible preferred stock, par value $0.01 per share, of Idera (the “Idera Preferred Stock” and, together with the Idera Common Stock, the “Idera Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B), will be converted into the right to receive an amount of Company Common Stock based on its liquidation preference, and (ii) Merger Sub B will merge with and into BioCryst (the “BioCryst Merger” and, together with the Idera Merger, the “Mergers”) with BioCryst continuing as the surviving company and as a wholly owned subsidiary of the Company, and each outstanding share of common stock, par value $0.01 per share, of BioCryst (the “BioCryst Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B), will be converted into the right to receive 0.50 shares of Company Common Stock.  No fractional shares of Company Common Stock will be issued in the Mergers, and BioCryst stockholders and Idera stockholders will receive cash in lieu of fractional shares as contemplated by the Merger Agreement.

As of the date of this report, and as of March 31, 2018, the Company does not beneficially own any shares of Idera Stock or BioCryst Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H(2).

NAUTILUS HOLDCO, INC.

In this Quarterly Report on Form 10-Q, “the Company,” “we,” “us,” and “our” refer to Nautilus Holdco, Inc. and its subsidiaries, Island Merger Sub, Inc. and Boat Merger Sub, Inc.

i

PART I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

NAUTILUS HOLDCO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in U.S. dollars)

March 31, 2018
Assets
Total assets	$—
Liabilities and Stockholders’ Equity
Total liabilities	$—
Stockholders’ equity:
Commitments and contingencies (Note 5)
Common stock	1
Stockholder receivable	(1)
Total stockholders’ equity	—
Total liabilities and stockholders’ equity	$—

See accompanying notes to the condensed consolidated financial statements.

NAUTILUS HOLDCO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited, in U.S. dollars, except per share amounts)

January 16, 2018 (date of incorporation) to March 31, 2018

Total revenues	$—
Expenses
Research and development	—
General and administrative	—
Merger related expenses	—
Total operating expenses	—
Loss from operations	—
Interest and other income	—
Net loss	$—
Basic and diluted net loss per common share	$—
Weighted average shares outstanding	96
Unrealized gain on available for sale investments	—
Comprehensive loss	$—

See accompanying notes to the condensed consolidated financial statements.

NAUTILUS HOLDCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in U.S. dollars)

January 16, 2018 (date of incorporation) to March 31, 2018
Operating activities
Net cash provided by operating activities	$—

Investing activities
Net cash provided by investing activities	—

Financing activities
Net cash provided by financing activities	—

Increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—

See accompanying notes to the condensed consolidated financial statements.

NAUTILUS HOLDCO, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Quarterly Period Ended March 31, 2018

(Unaudited)

Note 1 — Organization, Consolidation, Basis of Presentation, Business Description and Accounting Policies

Nautilus Holdco, Inc., a Delaware corporation (the “Company”), was formed, along with its wholly owned subsidiaries, Island Merger Sub, Inc., a Delaware corporation (“Merger Sub A”) and Boat Merger Sub, Inc., a Delaware corporation (“Merger Sub B”), on January 16, 2018, for the purpose of facilitating the business combination of BioCryst Pharmaceuticals, Inc., a Delaware corporation (“BioCryst”), and Idera Pharmaceuticals, Inc., a Delaware corporation (“Idera”).

In this Form 10-Q we are reporting the shell company results for the Company, Merger Sub A and Merger Sub B for the period from January 16, 2018, the Company’s date of incorporation, to March 31, 2018. As of March 31, 2018, the Company was a wholly owned subsidiary of BioCryst, and Merger Sub A and Merger Sub B, each also a shell company, were wholly owned subsidiaries of the Company.  Prior to March 31, 2018, and during the period reported herein, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub A and Merger Sub B and matters contemplated by the Merger Agreement (as defined below).

Pursuant to the terms of a definitive Agreement and Plan of Merger, dated as of January 21, 2018 (the “Merger Agreement”), by and among the Company, BioCryst, Idera, Merger Sub A and Merger Sub B, (i) Merger Sub A will merge with and into Idera (the “Idera Merger”), with Idera continuing as the surviving company and as a wholly owned subsidiary of the Company, and (A) each issued and outstanding share of common stock, par value $0.001 per share, of Idera (the “Idera Common Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B) will be converted into the right to receive 0.20 shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) and (B) each issued and outstanding share of series A convertible preferred stock, par value $0.01 per share, of Idera (the “Idera Preferred Stock” and, together with the Idera Common Stock, the “Idera Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B), will be converted into the right to receive an amount of Company Common Stock based on their liquidation preference, and (ii) Merger Sub B will merge with and into BioCryst (the “BioCryst Merger” and, together with the Idera Merger, the “Mergers”) with BioCryst continuing as the surviving company and as a wholly owned subsidiary of the Company, and each outstanding share of common stock, par value $0.01 per share, of BioCryst (the “BioCryst Stock”) (other than the shares that are owned by BioCryst, Idera, the Company, Merger Sub A or Merger Sub B or any wholly owned subsidiary of BioCryst, Idera, Merger Sub A or Merger Sub B), will be converted into the right to receive 0.50 shares of Company Common Stock.  No fractional shares of Company Common Stock will be issued in the Mergers, and stockholders will receive cash in lieu of fractional shares as contemplated by the Merger Agreement.

As of the date of this report, and as of March 31, 2018, the Company does not beneficially own any shares of Idera Stock or BioCryst Stock.  Following the Mergers, the Company will be the holding company of the combined businesses of Idera and BioCryst.

For further information regarding the parties to the Mergers, refer to the section entitled “Note 2 - The Merger Parties”.

Basis of presentation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Merger Sub A and Merger Sub B. Both subsidiaries were formed to facilitate the Mergers. All intercompany transactions and balances have been eliminated.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments that are, in management’s opinion, necessary to present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows of the

Company and its subsidiaries, operating as a shell company, for the periods presented and are not indicative of the results that may be expected for a full year.

Note 2 — The Merger Parties

Company

The Company was incorporated on January 16, 2018 for the purpose of facilitating the business combination of Idera and BioCryst. The principal executive offices of Idera and BioCryst are located in Cambridge, Massachusetts, and Durham, North Carolina, respectively.

Idera

Idera is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel oligonucleotide therapeutics for oncology and rare diseases.  Idera uses two distinct proprietary drug discovery technology platforms to design and develop drug candidates: its Toll-like receptor, or TLR, targeting technology and its nucleic acid chemistry technology (formerly referred to as Idera’s third generation antisenses, or 3GA technology).  Idera developed these platforms based on its scientific expertise and pioneering work with synthetic oligonucleotides as therapeutic agents.  Using its TLR targeting technology, Idera designs synthetic oligonucleotide-based drug candidates to modulate the activity of specific TLRs.  Using its nucleic acid chemistry technology, Idera is developing drug candidates to turn off the messenger RNA, or mRNA, associated with disease causing genes.  Idera believes that its nucleic acid chemistry technology may potentially reduce the immunotoxicity and increase the potency of earlier generation antisense and RNA interference, or RNAi, technologies.

BioCryst

BioCryst is a biotechnology company that designs, optimizes and develops novel small molecule drugs that block key enzymes involved in the pathogenesis of diseases.  BioCryst focuses on the treatment of rare diseases in which significant unmet medical needs exist and align with BioCryst’s capabilities and expertise.  BioCryst integrates the disciplines of biology, crystallography, medicinal chemistry and computer modeling to discover and develop small molecule pharmaceuticals through the process known as structure-guided drug design.  Structure-guided drug design is a drug discovery approach by which BioCryst designs synthetic compounds from detailed structural knowledge of the active sites of enzyme targets associated with particular diseases.  BioCryst uses X-ray crystallography, computer modeling of molecular structures and advanced chemistry techniques to focus on the three-dimensional molecular structure and active site characteristics of the enzymes that control cellular biology.  Enzymes are proteins that act as catalysts for many vital biological reactions.  BioCryst’s goal generally is to design a compound that will fit in the active site of an enzyme and thereby prevent its catalytic activity.

Merger Sub A

Merger Sub A is a Delaware corporation and wholly owned subsidiary of the Company formed for the sole purpose of effecting the Idera Merger.

Merger Sub B

Merger Sub B is a Delaware corporation and wholly owned subsidiary of the Company formed for the sole purpose of effecting the BioCryst Merger.

Note 3 — Shareholder Equity

As of March 31, 2018, the Company’s authorized share capital consisted of 200,000,000 shares of common stock, par value of $0.01 per share.  As of March 31, 2018, outstanding common shares consisted of 100 shares issued to BioCryst, the sole stockholder of the Company.

Note 4 — Related Party Transactions

As of March 31, 2018, a stock subscription receivable of $1.00 was due from BioCryst.

Note 5 — Contingencies

The Company has been involved in certain legal proceedings as set forth under the caption “Litigation Related to the Mergers” in the Registration Statement on Form S-4 (File No. 333-223255), as amended (the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company and declared effective on March 29, 2018.

In addition, on March 22, 2018, plaintiff Ricky Cohen filed a lawsuit captioned Cohen v. Idera Pharmaceuticals, Inc., et al., No. 1:18-cv-00428-LPS, against Idera and members of the Idera board in United States District Court for the District of Delaware, alleging violations of Sections 14(a) and 20(a) of the Exchange Act, and SEC Rule 14a-9, for alleged material misstatements or omissions in connection with the proposed transaction.  The Cohen complaint includes a demand for, among other things, an injunction preventing defendants from closing the proposed transaction absent certain disclosures of information identified in the complaint.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, as well as those discussed in other filings made by the Company with the SEC, including the risks, uncertainties and factors set forth in the “Risk Factors” section of the Registration Statement, future Quarterly Reports on Form 10-Q and Annual reports on Form 10-K and other documents that have been or will be filed with the SEC by the Company.

Cautionary Statement

The discussion herein contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties, and important factors that could cause actual events or results to differ materially from the Company’s plans, estimates or expectations. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These factors could include, but are not limited to: Idera or BioCryst may be unable to obtain stockholder approval as required for the Mergers; conditions to the closing of the Mergers may not be satisfied; the Mergers may involve unexpected costs, liabilities or delays; the ability of Idera and BioCryst to retain and hire key personnel and maintain relationships with patients, doctors and others with whom each of Idera and BioCryst does business; the outcome of any legal proceedings related to the Mergers; the Company may be adversely affected by other economic, business, and/or competitive factors; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the risk that Idera or BioCryst may be unable to obtain governmental and regulatory approvals required for the transactions, or that required governmental and regulatory approvals may delay the transactions or result in the imposition of conditions that could reduce the anticipated benefits from the transactions contemplated by the Merger Agreement or cause the parties to abandon the transactions contemplated by the Merger Agreement; risks that the anticipated benefits of the Mergers or other commercial opportunities may otherwise not be fully realized or may take longer to realize than expected; the impact of legislative, regulatory, competitive and technological changes; expectations for future clinical trials, the timing and potential outcomes of clinical studies and interactions with regulatory authorities; economic and foreign exchange rate volatility; the continued strength of the medical and pharmaceutical markets; the timing, success and market reception for the products of Idera and BioCryst; the possibility of new technologies outdating the products of Idera and BioCryst; reliance on and integration of information technology systems; the risks associated with assumptions the Company makes in connection with the Company’s critical accounting estimates and legal proceedings; the potential of international unrest, economic downturn or effects of currencies, tax assessments, tax adjustments, anticipated tax rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs; and other risks to the consummation of the Mergers, including the risk that the Mergers will not be consummated within the expected time period or at all. While the list of factors presented here is representative, no such list should be considered a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward looking statements. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on the Company’s consolidated financial condition, results of operations, credit rating or liquidity. Readers are urged to consider these factors carefully in evaluating these forward-looking statements, and not to place undue reliance on any forward-looking statements. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the SEC. The forward-looking statements in this document speak only as of the date of this document. Except as required by law, the Company assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

* * * * * * * *

The Company was formed on January 16, 2018, for the purpose of facilitating the business combination of Idera and BioCryst.  The Company and its subsidiaries, Merger Sub A and Merger Sub B, did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the Merger Agreement during the period from January 16, 2018, the Company’s date of incorporation, to March 31, 2018.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, the Company did not conduct any activities other than those incidental to its formation and matters contemplated by the Merger Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

Item 4.   Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed in our periodic filings under the Exchange Act is recorded, processed, summarized and reported in a timely manner under the Exchange Act. We carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

See discussion of legal proceedings in Note 5 of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The Company is subject to those risk factors set forth under the caption “Risk Factors” in the prospectus that is part of the Registration Statement.

Item 6.   Exhibits

The exhibits marked with the asterisk symbol (*) are filed (or furnished in the case of Exhibit 32.1 and Exhibit 32.2) with this Form 10-Q.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of January 21, 2018, by and among BioCryst Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Nautilus Holdco, Inc., Island Merger Sub, Inc. and Boat Merger Sub, Inc.	Nautilus Holdco, Inc. Registration Statement on Form S-4, filed on February 27, 2018, as amended	333-223255	2.1
3.1*	Certificate of Incorporation of Nautilus Holdco, Inc.
3.2*	Bylaws of Nautilus Holdco, Inc.
31.1*	Certification of the Principal Executive Officer of Nautilus Holdco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of Nautilus Holdco, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of Nautilus Holdco, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of Nautilus Holdco, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements from the Quarterly Report on Form 10-Q of Nautilus Holdco, Inc. for the periods presented, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2018.

NAUTILUS HOLDCO, INC.

/s/Alane Barnes
Alane Barnes
Vice President, Secretary and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)